Form 10-K
period 2001-12-31
SALOMON BROTHERS MOR SEC VII INC MOR PA THR CE SE 2001-2
filed 2002-04-01
CIK 1163513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  Annual Report
                      Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

                       Commission file numbers:  333-63752

                  SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.
            (as depositor under the Pooling and Servicing Agreement,
           dated as of November 1, 2001, providing for the issuance of
             Mortgage Pass-Through Certificates, Series 2001-2)


                   Salomon Brothers Mortgage Securities VII, Inc.
                   ----------------------------------------------
               (Exact name of Registrant as specified in its charter)


                         Delaware                    13-3439681
                ----------------------------     -------------------
                (State or other jurisdiction      (I.R.S. Employer
                     of incorporation)           Identification No.)

                   390 Greenwich Street
                    New York, New York                  10013
                ----------------------------     -------------------
                  (Address of principal              (Zip Code)
                    executive offices)


Registrant's telephone number, including area code: (212) 816-6000.
                                                    --------------


Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes  X    No
                                                        -----     -----

Item 1.  Business:

Not applicable

Item 2.  Properties:

Not applicable

Item 3.  Legal Proceedings:

None

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

To the best knowledge of the Registrant, there is no established public trading market for the certificates.

There are approximately 11 holders of record as of the end of the reporting year.

Item 6.  Selected Financial Data.

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable

Item 8.  Financial Statements and Supplementary Data.

Not applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 10. Directors and Executive Officers of the Registrant

Not applicable

Item 11. Executive Compensation.

Not applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management

Not applicable

Item 13. Certain Relationships and Related Transactions.

Not applicable

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The company filed on Form 8-K, separately for each distribution date, the distribution of funds related to the trust for each of the following distribution dates.

           Distribution Date
           -----------------
           December 26, 2001


(b) 99.1 Summary of Aggregate Amounts and End of Year Amounts for the period ending December 31, 2001

    99.2 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities, as applicable

         (a) Litton Loan Servicing LP, as servicer

	   Such document (i) is not filed herewith since such document was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

    99.3 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

         (a) Litton Loan Servicing LP, as servicer

         Such document (i) is not filed herewith since such document was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:
      ---------------

                             Salomon Brothers Mortgage Securities VII, Inc., By Citibank N.A., as Trust Administrator for Salomon Home Equity Loan Trust, Series 2001-1, Asset Backed Pass-Through Ceritificates.


                             By:
                                       ------------------------------
                             Name:     Kristen Driscoll
                             Title:    Assistant Vice President
                             Company:  Citibank, N.A.